Form 10-K
period 2002-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2001 A
filed 2003-03-31
CIK 1145003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ____________________

                        Commission file number 333-74600

                Chase Manhattan Auto Owner Trust 2001-A (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                    22-2382028
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                         Identification Number)

White Clay Center, Building 200, Newark, DE            19711
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:
         Title of Each Class          Name of Each Exchange of Which Registered
               NONE                                      N/A

Securities registered pursuant to Section 12(g) of the Act:
                 NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES |X|   NO |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

Part I


Item 1. Business

         Omitted.


Item 2. Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2002, was $607,335,043.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2002, was $13,665,038.46.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2002, was $5,450,954.77, or 0.90% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2002, was $5,158,241.05, or 0.67% of the average aggregate outstanding principal balance of the receivables for that year.


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

         As of December 31, 2002, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class              No. of Holders
                  ---------          --------------
                    A-3                    26
                    A-4                    30
                    B                       6


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

         Omitted.


Item 11. Executive Compensation

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:


                                                                  Original Certificate
Class               Name & Address of Participant                   Principal Balance       % Class
-----               -----------------------------                   -----------------       -------
A3                  The Bank of New York                                  $91,375,000       23.80%
                    One Wall Street
                    New York, NY  10286

                    Boston Safe Deposit and Trust Company                $112,480,000       29.29%
                    525 William Penn Place, Suite 3148
                    Pittsburgh, PA  15259

                    Deutsche Bank Trust Company Americas                  $25,100,000        6.54%
                    648 Grassmere Park Road
                    Nashville, TN  37211

                    Investors Bank & Trust Company                        $33,600,000        8.75%
                    200 Clarendon St, 9th Floor
                    Corporate Actions Unit/TOP57
                    Boston, MA  02116

                    JPMorgan Chase Bank                                   $22,520,000        5.86%
                    Proxy/Class Actions/Bankruptcy
                    14201 Dallas Pkwy
                    Dallas, TX  75254

                    Wells Fargo Bank Minnesota, N.A.                      $20,135,000        5.24%
                    c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY 11717

A4                  The Bank of New York                                  $27,980,000       10.84%
                    One Wall Street
                    New York, NY  10286

                    Deutsche Bank Trust Company Americas                  $17,045,000        6.60%
                    648 Grassmere Park Road
                    Nashville, TN  37211



                    Fleet National Bank                                   $36,560,000       14.17%
                    159 East Main Street
                    Rochester, NY  14638

                    JPMorgan Chase Bank                                   $45,480,000       17.62%
                    Proxy/Class Actions/Bankruptcy
                    14201 Dallas Pkwy
                    Dallas, TX  75254

                    The Northern Trust Company                            $26,590,000       10.30%
                    801 S. Canal C-IN
                    Chicago, IL  60607

                    State Street Bank and Trust Company                   $38,735,000       15.01%
                    1776 Heritage Dr.
                    Global Corporate Action Unit JAB 5NW
                    No. Quincy, MA 02171

B                   The Bank of New York                                   $6,985,000       19.39%
                    One Wall Street
                    New York, NY  10286

                    Deutsche Bank Trust Company Americas                   $8,000,000       22.21%
                    648 Grassmere Park Road
                    Nashville, TN  37211

                    JPMorgan Chase Bank                                   $10,331,952       28.69%
                    Proxy/Class Actions/Bankruptcy
                    14201 Dallas Pkwy
                    Dallas, TX  75254

                    Prudential Securities Custody                          $3,000,000        8.33%
                    c/o ADP Proxy Services
                    51 Mercedes Way
                    Edgewood, NY 11717

                    State Street Bank and Trust Company                    $6,000,000       16.66%
                    1776 Heritage Dr.
                    Global Corporate Action Unit JAB 5NW
                    No. Quincy, MA 02171


Item 13. Certain Relationships and Related Transactions

         None.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K:

         Exhibit Number     Description
         --------------     -----------

             99.1           Annual Management Report on Internal Controls.

             99.2           Annual Servicer's Certificate pursuant to Section
                            4.10 of the Sale and Servicing Agreement.

             99.3           Annual Independent Accountants Reports pursuant to
                            Section 4.11 of the Sale and Servicing Agreement.

             99.4           Annual Issuer's Certificate of Compliance with the
                            Indenture.

             99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2002:

            Date           Items Reported     Financial Statements
         ----------        --------------     -----------------------------
         10/01/2002              5, 7         Monthly report to Noteholders
                                              dated 9/16/2002

         10/22/2002              5, 7         Monthly report to Noteholders
                                              dated 10/15/2002

         11/18/2002              5, 7         Monthly report to Noteholders
                                              dated 11/15/2002

         12/17/2002              5, 7         Monthly report to Noteholders
                                              dated 12/16/2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003


                            Chase Manhattan Auto Owner Trust 2001-A

                            by: Chase Manhattan Bank USA, National Association, as Depositor


                            By:  /s/ Keith W. Schuck
                            -----------------------------------
                            Name:  Keith W. Schuck
                            Title: Chief Financial Officer

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

    99.1           Annual Management Report on Internal Controls.

    99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Sale and Servicing Agreement.

    99.3           Annual Independent Accountants Reports pursuant to
                   Section 4.11 of the Sale and Servicing Agreement.

    99.4           Annual Issuer's Certificate of Compliance with the Indenture.

    99.5           Certification pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.