Form 10-K
period 2003-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2001 A
filed 2004-03-30
CIK 1145003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to
                               ----------    ----------

                        Commission file number 333-60994

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
     (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES   X    NO
                                             ------     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K or any amendment to this Form 10-K.   X
                                                                -----

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

Part I


Item 1. Business

         Omitted.


Item 2. Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2003, was $322,044,840.60.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2003, was $9,600,877.15.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2003, was $4,304,664.61, or,1.3367% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2003, was $4,193,141.43, or 0.9024% of the average aggregate outstanding principal balance of the receivables for that year.


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

         As of December 31, 2003, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                              No. of Holders
                ---------                           ----------------
                  A-3                                     25
                  A-4                                     33
                  B                                       6


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

         Omitted.


Item 11. Executive Compensation

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of the Certificates and Notes:


------------------------------------------------------------------------------------------------------------------
Class                  Name & Address of Participant                             Original Certificate     % Class
                                                                                   Principal Balance
------------------------------------------------------------------------------------------------------------------
A3                     Mellon Trust of New England, NA                              $    119,435,000       31.10%
                       525 William Penn Place, Suite 3148
                       Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                       The Bank of New York                                         $     91,085,000       23.72%
                       One Wall Street
                       New York, NY  10286
------------------------------------------------------------------------------------------------------------------
                       Investors Bank & Trust Company                               $     33,600,000        8.75%
                       200 Clarendon St., 9th Floor
                       Corporate Actions Unit/TOP57
                       Boston, MA  02116
------------------------------------------------------------------------------------------------------------------
                       Wells Fargo Bank Minnesota, N.A.                             $     27,025,000        7.04%
                       c/o ADP Proxy Services
                       51 Mercedes Way
                       Edgewood, NY 11717
------------------------------------------------------------------------------------------------------------------
                       Citibank, N.A.                                               $     26,100,000        6.80%
                       3800 Citibank Center B3-15
                       Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------
                       State Street Bank and Trust Company                          $     25,050,000        6.52%
                       1776 Heritage Dr.
                       Global Corporate Action Unit JAB 5NW
                       No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
A4                     JPMorgan Chase Bank                                          $     57,320,000       22.21%
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Pkwy
                       Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                       The Bank of New York                                         $     48,945,000       18.96%
                       One Wall Street
                       New York, NY  10286
------------------------------------------------------------------------------------------------------------------
                       State Street Bank and Trust Company                          $     36,025,000       13.96%
                       1776 Heritage Dr.
                       Global Corporate Action Unit JAB 5NW
                       No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                       The Northern Trust Company                                   $     19,810,000        7.68%
                       801 S. Canal C-IN
                       Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                       Mellon Trust of New England, NA                              $     16,123,000        6.25%
                       525 William Penn Place, Suite 3148
                       Pittsburgh, PA  15259
-------------------------------------------------------------------------------------------------------------------
B                      JPMorgan Chase Bank                                          $     14,331,952       39.79%
                       Proxy/Class Actions/Bankruptcy
                       14201 Dallas Pkwy
                       Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                       Citibank, N.A.                                               $      8,000,000       22.21%
                       3800 Citibank Center B3-15
                       Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------
                       The Bank of New York                                         $      6,985,000       19.39%
                       One Wall Street
                       New York, NY  10286
------------------------------------------------------------------------------------------------------------------
                       Wachovia Securities, LLC/Custody                             $      3,000,000        8.33%
                       One New York Plaza
                       New York, NY  10292
------------------------------------------------------------------------------------------------------------------
                       Investors Bank & Trust Company                               $      2,000,000        5.55%
                       200 Clarendon St, 9th Floor
                       Corporate Actions Unit/TOP57
                       Boston, MA  02116
------------------------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K:

                Exhibit Number      Description
                ---------------     ----------------

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

                  99.2              Annual Servicer's Certificate pursuant to
                                    Section 4.10 of the Sale and Servicing
                                    Agreement.

                  99.3 Annual Independent Accountants Reports pursuant to Section 4.11 of the Sale and Servicing Agreement.

                  99.4 Annual Issuer's Certificate of Compliance with the Indenture.

                  99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2002:

                  Date           Items Reported   Financial Statements
                  ----------     --------------   -----------------------------
                  09/17/2003     5, 7             Monthly report to Noteholders
                                                  dated 9/15/2003

                  10/17/2003     5, 7             Monthly report to Noteholders
                                                  dated 10/15/2003

                  11/19/2003     5, 7             Monthly report to Noteholders
                                                  dated 11/17/2003

                  12/18/2003     5, 7             Monthly report to Noteholders
                                                  dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004


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

                                INDEX TO EXHIBITS

Exhibit Number:   Description:
---------------   ------------------------

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